Form 10-Q
period 1996-03-31
NEWMAN COMMUNICATIONS CORP
filed 1996-05-13
CIK 746150

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1996
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

        Commission File Number:                   0-13113
                               -------------------------------------------------


                       Newman Communications Corporation
- - --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          New Mexico                                     85-0291974
- - -------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                   211 West Wall Street, Midland, Texas 79701
- - --------------------------------------------------------------------------------
(Address of Principal Executive Officers)                             (Zip Code)


Registrant's Telephone Number, Including Area Code:       (915) 682-1761
                                                   -----------------------------

                                      N/A
- - --------------------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes X   No
                                                                  ---    ---

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                               Yes X   No
                                                                  ---    ---

     As of May 1, 1996, the registrant had 858,500 shares of its common stock, no par value, outstanding.

                       NEWMAN COMMUNICATIONS CORPORATION

                                     INDEX


PART I.   FINANCIAL INFORMATION                                                        PAGE NO.
                                                                                       --------
     Item 1.     Financial Statements - (Unaudited)

                 Balance Sheets --  March 31, 1996 and December 31, 1995  . . . . . . .   3
                 Statements of Operations -- Quarters ended March 31, 1996
                          and March 31, 1995  . . . . . . . . . . . . . . . . . . . . .   4
                 Statements of Cash Flows -- Quarters ended March 31, 1996
                          and March 31, 1995  . . . . . . . . . . . . . . . . . . . . .   5

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . .   6


PART II.   OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .   7


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

ITEM 1.  FINANCIAL STATEMENTS - (UNAUDITED)

                       Newman Communications Corporation
                         (A Development Stage Company)
                                 Balance Sheets
                      March 31, 1996 and December 31, 1995

                                     ASSETS
                                     ------

                                                        March 31,      December 31,
                                                          1996            1995
                                                      -----------     -------------
CURRENT ASSETS

   Cash                                               $     6,674      $    12,854
                                                      -----------      -----------

       TOTAL ASSETS                                   $     6,674      $    12,854
                                                      ===========      ===========



                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES

  Accrued liabilities                                 $     6,034     $        -0-
                                                      -----------     ------------

       Total Liabilities                              $     6,034              -0-
                                                      ===========     ============


SHAREHOLDERS' EQUITY

   Preferred stock, no par value, authorized
       2,000,000 shares, 0 issued and outstanding             -0-              -0-

   Common stock, no par value, authorized
       8,000,000 shares, 858,500 issued and
       outstanding at March 31, 1996 and
       at December 31, 1995                             1,409,193        1,409,193


   Common stock warrants                                   11,406           11,406

Retained earnings (deficit)                            (1,392,275)      (1,392,275)

   Deficit accumulated during the
       developmental stage (since November 23,
       1993, reorganization)                              (27,684)         (15,470)
                                                      -----------      -----------

       Total Shareholders' Equity                             640           12,854
                                                      -----------      -----------

       TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                        $     6,674      $    12,854
                                                      ===========      ===========

                       Newman Communications Corporation
                         (A Development Stage Company)
                            Statements of Operations
            For the Quarters Ended March 31, 1996 and March 31, 1995

                                                                                       For the Period
                                                                                     November 23, 1993
                                                                                          (Date of
                                                                                       Reorganization)
                                                March 31,           March 31,           through March
                                                   1996               1995                 31, 1996
                                               -----------         -----------       -----------------
REVENUE                                       $         --        $         --           $         --
                                              ------------        ------------           ------------

       Total Revenue                                    --                  --                     --
                                              ------------        ------------           ------------


EXPENSES

   Professional fees                                12,214                 201                 24,722
   Regulatory expense                                   --                  --                    925
   Advertising and marketing                            --                  --                    940
   Miscellaneous expense                                --                  --                    912
   Office supplies                                      --                  --                    185
                                              ------------        ------------            -----------

       Total Expenses                               12,214                 201                 27,684
                                               -----------         -----------             ----------

Net income (loss) before taxes                     (12,214)               (201)               (27,684)

Provision for income taxes                              --                  --                     --
                                              ------------        ------------            -----------


NET INCOME (LOSS)                              $   (12,214)        $      (201)            $  (27,684)
                                               ===========         ===========             ==========

PRIMARY EARNINGS PER COMMON SHARES

Net Earnings (loss)                                   (.01)                NIL                   (.05)
                                              ============         ===========            ===========

Weighted Average common shares outstanding         838,500             834,500                570,339
                                               ===========         ===========             ==========

FULLY DILUTED EARNINGS PER COMMON SHARE

Net Earnings (loss)                                   (.01)                NIL                   (.05)
                                              ============        ============            ===========

Weighted Average common shares outstanding         838,500             834,500                570,339
                                               ===========         ===========             ==========

                       Newman Communications Corporation
                         (A Development Stage Company)
                            Statements of Cash Flows
            For the Quarters Ended March 31, 1996 and March 31, 1995

                                                                                             For the Period
                                                                                           November 23, 1993
                                                                                                (Date of
                                                                                             Reorganization)
                                                      March 31,           March 31,           through March
                                                         1996               1995                 31, 1996
                                                    ------------        ------------        ----------------
Cash flows from operating activities:
   Net income (loss)                                $    (12,214)       $       (201)          $    (27,684)

       Increase in accrued liabilities                     6,034                  --                  6,034
                                                    ------------       -------------           ------------

       Net cash used from
           operating activities                           (6,180)               (201)               (21,650)
                                                    ------------        ------------           ------------

Cash flows from investing activities                          --                  --                     --
                                                   -------------       -------------          -------------

Cash flows from financing activities:
   Warrants exercised                                         --                  --                 14,000
   Priority claims payments                                   --                  --                    (25)
                                                   -------------       -------------          -------------

       Total financing activities                             --                  --                 13,975
       Net increase (decrease) in cash                    (6,180)               (201)                (7,675)
       Cash at beginning of period                        12,854               6,033                 14,349
                                                    ------------        ------------           ------------

       Cash at end of period                        $      6,674        $      5,832           $      6,674
                                                    ============        ============           ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. The Company has had no business operations and no material assets since it filed a petition (the "Petition") for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Western District of Texas (the "Court") in August 1992. The Company's expenses were principally its audit fees and certain other filing and administrative fees necessary to keep the Company in compliance with its regulatory requirements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company filed with the Court a Plan of Reorganization (the "Plan") on April 14, 1993, which was confirmed on September 13, 1993. Under the Plan, the Company's unsecured creditors received either cash or a combination of Common Stock and Class A, B and C Warrants. In addition, holders of Pre-petition Common Stock received, at their option and upon payment of a $20 administrative fee to the Company's transfer agent, a combination of Common Stock and Class A, B and C Warrants. A total of 332,500 shares of Common Stock and 650,000 each of Class A, B and C Warrants were issued to unsecured creditors and shareholders under the Plan. In addition, LITCO, the Company's principal shareholder, contributed $20,000 to the Company and was designated as a separate class under the Plan. LITCO received 1,000,000 each of Class A, B and C Warrants. The exercise period for the Class A and B Warrants has expired, with the exercise period for the Class C Warrants expiring on November 22, 1996.

     During the three months ended March 31, 1996, there was no revenue or exercise of warrants. Expenses relating to the annual audit were paid in this period resulting in a loss for the period of $12,214. The Company has $6,674 in cash as of March 31, 1996 and accrued liabilities of $6,034 related to administrative expenses incurred by LITCO for the benefit of the Company. Management is unable to estimate the number, if any, of warrants that will be exercised in the future.

CHANGE IN FISCAL YEAR END

     On February 1, 1996, the Board of Directors of the Company changed the Company's fiscal year end to December 31.

                          PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 Exhibit 27 - Financial Data Schedule

         (b)     Form 8-K:

                 The Company filed no reports on Form 8-K and none were required to be filed during the quarterly period ended March 31, 1996.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEWMAN COMMUNICATIONS CORPORATION
                                                 (Registrant)



Date:  May 13, 1996                     By:      /s/ Glenn A. Little
                                           -----------------------------------
                                            Glenn A. Little, President
                                            (Duly Authorized Officer and
                                            Principal Financial and
                                            Accounting Officer)

                                 EXHIBIT INDEX


 Exhibit No.              Description
 -----------              -----------
 Ex-27                    Financial Data Schedule