Form 10-Q
period 1996-06-30
NEWMAN COMMUNICATIONS CORP
filed 1996-08-13
CIK 746150

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1996
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

           Commission File Number:                   0-13113
                                   ----------------------------------------

                      Newman Communications Corporation
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         New Mexico                                        85-0291974
- -------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                 211 West Wall Street, Midland, Texas 79701
- --------------------------------------------------------------------------------
(Address of Principal Executive Officers)                         (Zip Code)


Registrant's Telephone Number, Including Area Code:          (915) 682-1761
                                                   -----------------------------

                                     N/A
- --------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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
                                                       Yes  X     No
                                                           ---        ---

         As of August 13, 1996, the registrant had 2,552,064 shares of its common stock, no par value, outstanding.

                       NEWMAN COMMUNICATIONS CORPORATION

                                     INDEX


PART I.   FINANCIAL INFORMATION                                                                        PAGE NO.
                                                                                                       --------
     Item 1.     Financial Statements - (Unaudited)

                 Balance Sheet -- June 30, 1996 and December 31, 1995 . . . . . . . . . . . . .          3
                 Statements of Operations -- Quarters ended June 30, 1996
                          and June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .          4
                 Statements of Operations -- Six months ended June 30, 1996
                          and June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .          5
                 Statements of Cash Flows -- Six months ended June 30, 1996
                          and June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .          6

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . .          7


PART II.   OTHER INFORMATION

     Item 5.     Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8

     Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .          8


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9



ITEM 1.  FINANCIAL STATEMENTS - (UNAUDITED)

                       Newman Communications Corporation
                         (A Development Stage Company)
                                 Balance Sheet
                      June 30, 1996 and December 31, 1995

                                     ASSETS

                                                                          June 30,              December 31,
                                                                            1996                   1995
                                                                        -------------          -------------
CURRENT ASSETS

   Cash                                                                 $     5,676            $     12,854
                                                                        -----------            ------------

       TOTAL ASSETS                                                     $     5,676            $     12,854
                                                                        ===========            ============



                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------

CURRENT LIABILITIES

   Accrued liabilities                                                  $     6,034            $        -0-
                                                                        -----------            ------------

       Total Liabilities                                                $     6,034                     -0-
                                                                        ===========            ============


SHAREHOLDERS' EQUITY

   Preferred stock, no par value, authorized
       2,000,000 shares, 0 issued and outstanding                               -0-                     -0-

   Common stock, no par value, authorized
       8,000,000 shares, 858,500 issued and
       outstanding at June 30, 1996 and
       at December 31, 1995                                               1,409,193               1,409,193


   Common stock warrants                                                     11,406                  11,406

Retained earnings (deficit)                                              (1,392,275)             (1,392,275)

   Deficit accumulated during the
       developmental stage (since November 23,
       1993, reorganization)                                                (28,682)                (15,470)
                                                                        -----------            ------------

       Total Shareholders' Equity (loss)                                       (358)                 12,854
                                                                        -----------            ------------

       TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                                          $     5,676            $     12,854
                                                                        ===========            ============

                       Newman Communications Corporation
                         (A Development Stage Company)
                            Statements of Operations
             For the Quarters Ended June 30, 1996 and June 30, 1995


                                                                                              For the Period
                                                                                             November 23, 1993
                                                                                                 (Date of
                                                                                              Reorganization)
                                                       June 30,            June 30,          through June 30,
                                                         1996               1995                    1996
                                                     -----------         -----------          --------------
REVENUE                                             $         --        $         --           $         --
                                                    ------------        ------------           ------------

       Total Revenue                                          --                  --                     --
                                                    ------------        ------------           ------------


EXPENSES

   Professional fees                                          --                 201                 24,722
   Regulatory expense                                        125                  --                  1,050
   Advertising and marketing                                  --                  --                    940
   Miscellaneous expense                                      --                  --                    912
   Office supplies                                           873                  --                  1,058
                                                    ------------        ------------           ------------

       Total Expenses                                        998                 201                 28,682
                                                    ------------        ------------           ------------

Net income (loss) before taxes                              (998)               (201)               (28,682)

Provision for income taxes                                    --                  --                     --
                                                    ------------        ------------           ------------


NET INCOME (LOSS)                                   $       (998)       $       (201)          $    (28,682)
                                                    ============        ============           ============

PRIMARY EARNINGS PER COMMON SHARES

Net Earnings (loss)                                          NIL                 NIL                   (.05)
                                                    ============        ============           ============

Weighted Average common shares outstanding               858,500             834,500                598,224
                                                    ============        ============           ============

FULLY DILUTED EARNINGS PER COMMON SHARE

Net Earnings (loss)                                          NIL                 NIL                   (.05)
                                                    ============        ============           ============

Weighted Average common shares outstanding               858,500             834,500                598,224
                                                    ============        ============           ============

                       Newman Communications Corporation
                         (A Development Stage Company)
                            Statements of Operations
            For the Six Months Ended June 30, 1996 and June 30, 1995

                                                                                               For the Period
                                                                                              November 23, 1993
                                                                                                  (Date of
                                                                                               Reorganization)
                                                       June 30,            June 30,           through June 30,
                                                         1996               1995                    1996
                                                     -----------         -----------         -----------------
REVENUE                                             $         --        $         --           $         --
                                                    ------------        ------------           ------------

       Total Revenue                                          --                  --                     --
                                                    ------------        ------------           ------------


EXPENSES

   Professional fees                                      12,214               4,451                 24,722
   Regulatory expense                                        125                 550                  1,050
   Advertising and marketing                                  --                 608                    940
   Miscellaneous expense                                      --                  35                    912
   Office supplies                                           873                  --                  1,058
                                                    ------------        ------------           ------------

       Total Expenses                                     13,212               5,644                 28,682
                                                    ------------        ------------           ------------

Net income (loss) before taxes                           (13,212)             (5,644)               (28,682)

Provision for income taxes                                    --                  --                     --
                                                    ------------        ------------           ------------


NET INCOME (LOSS)                                   $    (13,212)       $     (5,644)          $    (28,682)
                                                    ============        ============           ============

PRIMARY EARNINGS PER COMMON SHARES

Net Earnings (loss)                                         (.02)               (.01)                  (.05)
                                                    ============        ============           ============

Weighted Average common shares outstanding               858,500             834,500                598,224
                                                    ============        ============           ============

FULLY DILUTED EARNINGS PER COMMON SHARE

Net Earnings (loss)                                         (.02)               (.01)                  (.05)
                                                    ============        ============           ============

Weighted Average common shares outstanding               858,500             834,500                598,224
                                                    ============        ============           ============

                       Newman Communications Corporation
                         (A Development Stage Company)
                            Statements of Cash Flows
            For the Six Months Ended June 30, 1996 and June 30, 1995

                                                                                               For the Period
                                                                                              November 23, 1993
                                                                                                  (Date of
                                                                                               Reorganization)
                                                       June 30,            June 30,           through June 30,
                                                         1996               1995                    1996
                                                    ------------       -------------        --------------------
Cash flows from operating activities:
   Net income (loss)                                $    (13,212)     $       (5,644)          $    (28,682)

       Increase in accrued liabilities                     6,034               2,251                  6,034
                                                    ------------      --------------           ------------

       Net cash used from
           operating activities                           (7,178)             (3,393)               (22,648)
                                                    ------------      --------------           ------------

Cash flows from investing activities                          --                  --                     --
                                                    ------------      --------------           ------------

Cash flows from financing activities:
   Warrants exercised                                         --                  --                 14,000
   Priority claims payments                                   --                  --                    (25)
                                                    ------------      --------------           ------------

       Total financing activities                             --                  --                 13,975
       Net increase (decrease) in cash                    (7,178)             (3,393)                (8,673)
       Cash at beginning of period                        12,854               6,033                 14,349
                                                    ------------      --------------           ------------

       Cash at end of period                        $      5,676      $        2,640           $      5,676
                                                    ============      ==============           ============

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Newman Communications Corporation ("the Company") is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. The Company has had no business operations and no material assets since it filed a petition (the "Petition") for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Western District of Texas (the "Court") in August 1992. The Company's expenses were principally its audit fees and certain other filing and administrative fees necessary to keep the Company in compliance with its regulatory requirements.

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

         During the six months ended June 30, 1996, there was no revenue or exercise of warrants. Certain regulatory and operational expenses were paid in this period resulting in a loss for the period of $998. The Company had $5,676 in cash as of June 30, 1996 and accrued liabilities of $6,034 related to administrative expenses incurred by LITCO for the benefit of the Company. Management is unable to estimate the number, if any, of warrants that will be exercised in the future.

                          PART II -- OTHER INFORMATION


ITEM 5.          OTHER INFORMATION

                 On August 12, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Index, Inc., a Texas corporation ("Index"). Under the terms of the Merger Agreement, each shareholder of the Company will receive one-fourth (1/4) of a share of Index common stock for each share of the Company's common stock subject to the merger transaction. The effectiveness of the merger transaction is subject to the satisfaction of numerous contingencies. A Registration Statement on Form S-4 has been filed with the Securities and Exchange Commission for the purpose of registering the shares of Index common stock issuable to shareholders of the Company under the Merger Agreement. Upon consummation of the transactions contemplated in the Merger Agreement, the Company will become a wholly-owned subsidiary of Index.

                 Subsequent to the execution of the Merger Agreement, the Company issued to Timothy P. Halter, 1,693,564 shares of the Company's common stock in exchange for the payment of $1,694.00.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 Exhibit 27 - Financial Data Schedule

         (b)     Form 8-K:

                 The Company filed no reports on Form 8-K and none were required to be filed during the quarterly period ended June 30, 1996.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NEWMAN COMMUNICATIONS CORPORATION
                                            (Registrant)



Date:  August 13, 1996            By:           /s/ Glenn A. Little
                                     -------------------------------------------
                                      Glenn A. Little, President
                                      (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)

                                 EXHIBIT INDEX


 Exhibit No.              Description
 -----------              -----------
 Ex-27                    Financial Data Schedule