Form 10-Q
period 1996-09-30
NEWMAN COMMUNICATIONS CORP
filed 1996-11-13
CIK 746150

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1996
                               -----------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________________ to  ______________________


         Commission File Number:                   0-13113
                                 ----------------------------------------------

                      Newman Communications Corporation
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          New Mexico                                    85-0291974
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


                 211 West Wall Street, Midland, Texas 79701
-------------------------------------------------------------------------------
(Address of Principal Executive Officers)                            (Zip Code)


Registrant's Telephone Number, Including Area Code:       (915) 682-1761
                                                   ----------------------------


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
                                                       Yes     X     No
                                                            -------      ------

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                       Yes     X     No
                                                            -------      ------

         As of November 12, 1996, the registrant had 2,552,064 shares of its common stock, no par value, outstanding.

                       NEWMAN COMMUNICATIONS CORPORATION

                                     INDEX


PART I.   FINANCIAL INFORMATION                                                                           PAGE NO.
                                                                                                          --------
     Item 1.     Financial Statements - (Unaudited)

                 Balance Sheet --  September 30, 1996 and December 31, 1995 . . . . . . . . . .          3
                 Statements of Operations -- Quarters ended September 30, 1996
                          and September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . .          4
                 Statements of Operations - Nine months ended September 30, 1996
                          and September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . .          5
                 Statements of Cash Flows -- Nine months ended September 30, 1996
                          and September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . .          6

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . .          7


PART II.   OTHER INFORMATION

     Item 5.     Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8

     Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .          8


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9

ITEM 1.  FINANCIAL STATEMENTS - (UNAUDITED)

                       Newman Communications Corporation
                         (A Development Stage Company)
                                 Balance Sheet
                    September 30, 1996 and December 31, 1995

                                     ASSETS

                                                                      September 30,             December 31,
                                                                          1996                    1995
                                                                     --------------         ----------------
CURRENT ASSETS

   Cash                                                                 $     2,794             $    12,854
                                                                        -----------             -----------

       TOTAL ASSETS                                                     $     2,794             $    12,854
                                                                        ===========             ===========



                                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accrued liabilities                                                  $     6,034            $        -0-
                                                                        -----------            ------------

       Total Liabilities                                                $     6,034                     -0-
                                                                        ===========            ============


SHAREHOLDERS' EQUITY

   Preferred stock, no par value, authorized
       2,000,000 shares, 0 issued and outstanding                               -0-                     -0-

   Common stock, no par value, authorized
       8,000,000 shares, 2,552,064 issued and
       outstanding at September 30, 1996 and
       858,500 issued and outstanding at
       December 31, 1995, respectively                                    1,410,887               1,409,193


   Common stock warrants                                                     11,406                  11,406

Retained earnings (deficit)                                              (1,392,275)             (1,392,275)

   Deficit accumulated during the developmental
       stage (since November 23, 1993,
       reorganization)                                                      (33,258)                (15,470)
                                                                        -----------             -----------

       Total Shareholders' Equity (loss)                                     (3,240)                 12,854
                                                                        -----------             -----------

       TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                                          $     2,794             $    12,854
                                                                        ===========             ===========

                       Newman Communications Corporation
                         (A Development Stage Company)
                            Statements of Operations
                For the Quarters Ended September 30, 1996 and September 30, 1995

                                                                                               For the Period
                                                                                              November 23, 1993
                                                                                              (Date of Reorgani-
                                                      September 30,       September 30,         zation through
                                                          1996                1995             September 30, 1996
                                                    ---------------     ---------------        ------------------
REVENUE                                                $      --           $      --              $      --
                                                       ----------          ---------              ---------

       Total Revenue                                          --                  --                     --
                                                        ----------          ---------              ---------


EXPENSES

   Professional fees                                       4,564                  --                 29,286
   Regulatory expense                                         --                  --                  1,050
   Advertising and marketing                                  --                  --                    940
   Miscellaneous expense                                      12                  30                    924
   Office supplies                                            --                  --                  1,058
                                                       ----------          ---------              ---------

       Total Expenses                                      4,576                  30                 33,258
                                                       ----------          ---------              ---------

Net income (loss) before taxes                            (4,576)                (30)               (33,258)

Provision for income taxes                                    --                  --                     --
                                                       ----------          ---------              ---------


NET INCOME (LOSS)                                      $  (4,576)          $     (30)             $ (33,258)
                                                       =========           =========              =========

PRIMARY EARNINGS PER COMMON SHARES

Net Earnings (loss)                                          NIL                 NIL                   (.04)
                                                       =========           =========              =========

Weighted Average common shares outstanding             1,987,543             840,500                818,754
                                                       =========           =========              =========

FULLY DILUTED EARNINGS PER COMMON SHARE

Net Earnings (loss)                                          NIL                 NIL                   (.04)
                                                       =========           =========              =========

Weighted Average common shares outstanding             1,987,543             840,500                818,754
                                                       =========           =========              =========

                       Newman Communications Corporation
                         (A Development Stage Company)
                            Statements of Operations
             For the Nine Months Ended September 30, 1996 and September 30, 1995

                                                                                               For the Period
                                                                                              November 23, 1993
                                                                                             (Date of Reorgani-
                                                    September 30,       September 30,          zation through
                                                       1996                1995              September 30, 1996
                                                 ---------------     ---------------         ------------------
REVENUE                                              $        --         $        --            $        --
                                                     -----------         -----------            -----------

       Total Revenue                                          --                  --                     --
                                                     -----------         -----------            -----------


EXPENSES

   Professional fees                                      16,778               4,451                 29,286
   Regulatory expense                                        125                 550                  1,050
   Advertising and marketing                                  --                 608                    940
   Miscellaneous expense                                      12                  64                    924
   Office supplies                                           873                  --                  1,058
                                                     -----------         -----------            -----------

       Total Expenses                                     17,788               5,673                 33,258
                                                     -----------         -----------            -----------

Net income (loss) before taxes                           (17,788)             (5,673)               (33,258)

Provision for income taxes                                    --                  --                     --
                                                     -----------         -----------            -----------


NET INCOME (LOSS)                                    $   (17,788)        $    (5,673)           $   (33,258)
                                                     ===========         ===========            ===========

PRIMARY EARNINGS PER COMMON SHARES

Net Earnings (loss)                                         (.01)               (.01)                  (.04)
                                                     ===========         ===========            ===========

Weighted Average common shares outstanding             1,234,848             838,500                818,754
                                                     ===========         ===========            ===========

FULLY DILUTED EARNINGS PER COMMON SHARE

Net Earnings (loss)                                         (.01)               (.01)                  (.04)
                                                     ===========         ===========            ===========

Weighted Average common shares outstanding             1,234,848             838,500                818,754
                                                     ===========         ===========            ===========

                       Newman Communications Corporation
                         (A Development Stage Company)
                            Statements of Cash Flows
             For the Nine Months Ended September 30, 1996 and September 30, 1995

                                                                                               For the Period
                                                                                              November 23, 1993
                                                                                             (Date of Reorgani-
                                                    September 30,       September 30,          zation through
                                                       1996                1995              September 30, 1996
                                                 ---------------     ---------------         ------------------
Cash flows from operating activities:
   Net income (loss)                                $    (17,788)     $       (5,673)          $    (33,258)

       Increase in accrued liabilities                     6,034                  --                  6,034
                                                    ------------      --------------           ------------

       Net cash used from
           operating activities                          (11,754)             (5,673)               (27,224)
                                                    ------------      --------------           ------------

Cash flows from investing activities                          --                  --                     --
                                                    ------------      --------------           ------------

Cash flows from financing activities:
   Sales of common stock                                   1,694                  --                  1,694
   Warrants exercised                                         --               3,000                 14,000
   Priority claims payments                                   --                  --                    (25)
                                                    ------------      --------------           ------------

       Total financing activities                          1,694               3,000                 15,669
       Net increase (decrease) in cash                   (10,060)             (2,673)               (11,555)
       Cash at beginning of period                        12,854               6,033                 14,349
                                                    ------------      --------------           ------------

       Cash at end of period                        $      2,794      $        3,360           $      2,794
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

         During the nine months ended September 30, 1996, there was no revenue or exercise of warrants. However, the Company issued to Halter Financial Group, Inc. 1,693,564 shares of the Company's common stock in exchange for the payment of $1,694.00. Certain regulatory and operational expenses were paid in this period resulting in a loss for the period of $17,788. The Company had $2,794 in cash as of September 30, 1996 and accrued liabilities of $6,034 related to administrative expenses incurred by LITCO for the benefit of the Company. Management is unable to estimate the number, if any, of warrants that will be exercised in the future.

                          PART II -- OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         On August 12, 1996, the Company entered into an Agreement and
         Plan of Merger (the "Merger Agreement") with Index, Inc., a Texas corporation ("Index"). Under the terms of the Merger Agreement, each shareholder of the Company will receive one-fourth (1/4) of a share of Index common stock for each share of the Company's common stock subject to the merger transaction. The effectiveness of the merger transaction is subject to the satisfaction of numerous contingencies. A Registration Statement on Form S-4 has been filed with and declared effective by the Securities and Exchange Commission for the purpose of registering the shares of Index common stock issuable to shareholders of the Company under the Merger Agreement. Upon consummation of the transactions contemplated in the Merger Agreement, the Company will become a wholly-owned subsidiary of Index.

         Subsequent to the execution of the Merger Agreement, the Company issued to Halter Financial Group, Inc. 1,693,564 shares of the Company's common stock in exchange for the payment of $1,694.00.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 Exhibit 27 - Financial Data Schedule

         (b)     Form 8-K:

                 The Company filed no reports on Form 8-K and none were required to be filed during the quarterly period ended September 30, 1996.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NEWMAN COMMUNICATIONS CORPORATION
                                               (Registrant)



Date:  November 13, 1996             By:      /s/ Glenn A. Little
                                         --------------------------------------
                                         Glenn A. Little, President
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)

                                 EXHIBIT INDEX


 Exhibit No.              Description
 -----------              -----------

 Ex-27                    Financial Data Schedule